Form 10-Q
period 1995-10-12
STRUCTURED ASSET SECURITIES CORPORATION
filed 1995-10-13
CIK 808851

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
     (Mark one)

 [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 1995

                             or

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

              Commission File Number: 33-31337


           STRUCTURED ASSET SECURITIES CORPORATION
   (Exact name of registrant as specified in its charter)


Delaware                                                 74-2440850
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

200 Vesey Street, 20th Floor, New York, NY                        10285
(Address of principal executive offices)                       (Zip Code)

                                212-526-5594
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                       No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1995.

THE  REGISTRANT  MEETS THE CONDITIONS SET FORTH  IN  GENERAL
INSTRUCTION  H(1)(a) AND (b) OF FORM 10-Q AND  THEREFORE  IS
FILING   THIS  FORM  WITH  THE  REDUCED  DISCLOSURE   FORMAT
CONTEMPLATED THEREBY.


                            INDEX

           STRUCTURED ASSET SECURITIES CORPORATION

Cover
Index                                                               Page

PART I    FINANCIAL INFORMATION

               Item 1 - Financial Statements                       2 - 10

               Item 2 - Management's Discussion and Analysis
                        of Financial Condition and Liquidity and
                        Capital Resources and Results of
                        Operations                                11 - 12

PART II   OTHER INFORMATION

               Item 1 - Legal Proceedings                            13

               Item 2 - Changes in Securities                        13

               Item 3 - Defaults Upon Senior Securities              13

               Item 4 - Submission of Matters to a Vote of
                        Security Holders                             13

               Item 5 - Other Information                            13

               Item 6 - Exhibits and Reports on Form 8-K             13


SIGNATURES                                                           14


               PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


           STRUCTURED ASSET SECURITIES CORPORATION
                INDEX to FINANCIAL STATEMENTS


                         __________



Statements of Operations for the three months
     ended August 31, 1995 and 1994                                    3

Statements of Operations for the nine months ended
     August 31, 1995 and eight months ended
     August 31, 1994                                                   4

Statements of Financial Condition as of
     August 31, 1995 and November 30, 1994                             5

Statements of Cash Flows for the nine months ended
     August 31, 1995 and eight months ended
     August 31, 1994                                                   6


Notes to Financial Statements                                       7 - 10


           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of OPERATIONS

                         (Unaudited)

                                                     Three months ended
                                                  August 31,      August 31,
                                                     1995            1994

Revenues:

    Trading                                    $  4,253,378         3,159,444

    Interest                                      1,553,879         1,047,054

                                                  5,807,257         4,206,498

Expenses:

    Compensation                                      7,500             7,500

    General and administrative                    1,453,666         1,054,753

                                                  1,461,166         1,062,253

Income before income taxes                        4,346,091         3,144,245

    Income tax provision                          2,001,374         1,447,925

Net income                                $       2,344,717         1,696,320



             See notes to financial statements.



           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of OPERATIONS

                         (Unaudited)

                                                     Nine           Eight
                                                    Months          Months
                                                     ended           ended
                                                   August 31,      August 31,
                                                     1995            1994

Revenues:

    Trading                                $     9,793,713       8,293,264

    Interest                                     6,136,687       4,830,503

                                                15,930,400      13,123,767


Expenses:

    Compensation                                   22,500          20,000

    General and administrative                  3,992,010       3,289,398

                                                4,014,510       3,309,398

Income before income taxes                     11,915,890       9,814,369

    Income tax provision                        5,487,266       4,519,517

Net income                                  $   6,428,624       5,294,852


             See notes to financial statements.



           STRUCTURED ASSET SECURITIES CORPORATION
              STATEMENTS of FINANCIAL CONDITION

                           ASSETS

                                                  August 31,     November 30,
                                                    1995           1994
                                                 (Unaudited)

Cash                                            $   589,843           111,735
Financial instruments owned, at fair value      151,529,764        12,472,042
Receivables from brokers, dealers and
 financial institutions                             569,551           785,775
Receivables from affiliates                         103,563         1,029,768
Due from others                                   1,775,983         1,730,031
Investment in collateralized
mortgage obligation trusts                              170               170
Deferred registration costs, net
of accumulated amortization of
$958,529 and $580,145 in 1995
and 1994, respectively                            1,708,569         2,052,855

                                             $  156,277,443        18,182,376


            LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Issuance expenses payable                 $      210,653           421,027
   Payables to brokers, dealers
    and financial institutions                      966,972           337,999
   Payables to affiliates                           677,640            12,198
   Income taxes payable to affiliate                      -         8,416,262
   Other liabilities and accrued expenses                 -            25,401

       Total liabilities                          1,855,265         9,212,887

Stockholder's equity:

 Common stock, $1 par value; 1,000 shares
  authorized, issued and outstanding                  1,000             1,000
   Additional paid-in capital                   140,962,935         1,938,870
   Retained earnings                             13,458,243         7,029,619

     Total stockholder's equity                 154,422,178         8,969,489

                                                156,277,443        18,182,376



             See notes to financial statements.


           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of CASH FLOWS

                         (Unaudited)

                                                       Nine         Eight
                                                      Months        Months
                                                      ended         ended
                                                     May 31,      August 31,
                                                       1995          1994
Cash flows from operating activities:

  Net income                                  $    6,428,624        5,294,852

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Amortization                                   378,384          106,655
    Effect of changes in operating assets
     and liabilities:
      Financial instruments owned, at fair
      value                                     (139,057,722)      69,328,366
      Receivables from brokers,
       dealers and financial institutions            216,224          748,917
      Receivables from affiliates                    926,205         (121,795)
      Due from others                                (45,952)               -
      Deferred registration costs                    (34,098)               -
      Issuance expenses payable                     (210,374)       1,062,876
      Payables to brokers, dealers and
       financial institutions                        628,973          134,720
      Payables to affiliates                         665,442            9,691
      Income taxes payable to affiliate           (8,416,262)       4,905,797
      Other liabilities and accrued expenses         (25,401)         (53,027)

            Total adjustments                   (144,974,581)      76,122,200

Net cash provided by (used in) operating
activities                                      (138,545,957)      81,417,052

Cash flows from financing activities:
  Capital contributions by parent                214,046,082        8,638,381
  Capital distributions to parent                (75,022,017)     (89,870,210)

  Cash provided by (used in financing
   activities                                    139,024,065      (81,231,829)

Net increase in cash                                 478,108          185,223

Cash at the beginning of the period                  111,735            3,060

 Cash at the end of the period                  $    589,843          188,283



             See notes to financial statements.




1.   Organization:

     Structured Asset Securities Corporation (the "Company") is a limited-purpose finance corporation. All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

     The Company's activities consist of the issuance and sale of debt securities (the "Bonds") collateralized by mortgages and/or mortgage-backed securities or serving as the depositor for one or more trusts (the "Trust(s)") which will issue Pass-through Certificates, representing an undivided interest in such mortgage collateral.

     The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds and Pass-through Certificates in principal amount not to exceed $5.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the nine months ended August 31, 1995 the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount, Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-3 totaling approximately $99.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-1 totaling approximately $73.2 million principal amount, Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1995-C3 totaling approximately $322.8 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-2, Group II, totaling approximately $74.1 million principal amount, and Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-2, Group I, totaling approximately $174.2 million principal amount. As of August 31, 1995, approximately $5.4 billion was available for issuance under the registration statements referred to above.

     The Company has issued Bonds and acted as depositor for various Trusts which have issued Pass-through Certificates collateralized by mortgages and/or mortgage securities. The Company has surrendered to the Trusts all future economic interests in the Bonds, Pass-through Certificates and related collateral. According to the terms of the various Trust agreements, the security holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds, Pass-through Certificates, and related collateral have been removed from the accompanying Statements of Financial Condition.

     During the nine months ended August 31, 1995, LCPI contributed $214 million in capital to the Company, and the Company made capital distributions to LCPI of $75 million.


2.   Summary of Significant Accounting Policies:

     Deferred registration costs:

     Deferred registration costs relate to filing fees and other related costs paid by the Company in connection with filings for the registration of the securities which were or are to be issued by the Company. These costs are deferred in anticipation of future revenues upon the issuance of securities from the respective shelf that has been established. Amortization of the costs is based upon the percentage of issued securities to the respective shelf from which the securities are issued and is included as a component of net trading revenue in the accompanying Statements of Operations.

     Financial instruments owned, at fair value:

     Financial instruments owned principally represent subordinated interests in pools of mortgage loans. Financial instruments owned are valued at market or fair value, as appropriate, with the related profit (loss) recorded in the Statements of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

     All securities transactions are recorded in the accompanying financial statements on a trade date basis.

     Income taxes:

     The Company is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax provision on a separate return basis in accordance with the terms of a tax allocation agreement between Holdings and its subsidiaries. The income tax provision is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.


3.   Investment in Collateralized Mortgage Obligation Trusts:

     The investment consists of seventeen $10 deposits made with an owner trustee to establish the Trusts pursuant to deposit trust agreements.

4.   Related Party Transactions:

     In connection with the Company's activities, mortgage collateral is purchased from and recorded at an affiliate's carrying value, which for such broker/dealer affiliates represents market value.

     Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI and/or other affiliates of the Company.

4.   Related Party Transactions (continued):

     Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $3,992,010 for the nine months ended August 31, 1995, and
     $3,289,234 for the eight months ended August 31, 1994 are included in general and administrative expenses in the
     accompanying  Statements  of  Operations.   The  Agreement  is
     renewable each year unless expressly terminated or renegotiated by the parties.

     Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

     Income taxes of $13,903,528 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the nine months ended August 31, 1995.

     The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

5.   Financial   Instruments  with  Off-Balance  Sheet   Risk   and
     Concentration of Credit Risk:

     Certain of the Company's activities are principally conducted with financial institutions. At August 31, 1995, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance sheet risk.

 6.  Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statements of Financial Condition.

 7.  Change of Fiscal Year End

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers. In conjunction with the
7.   Change of Fiscal Year End (continued)

     decision to change its year-end, the Company is reporting its third quarter 1994 results on the basis of its new fiscal year.
     PART I - FINANCIAL INFORMATION, continued

Item 2      Management's  Discussion  and  Analysis  of   Financial
     Condition  and Liquidity and Capital Resources and Results  of
     Operations

     Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the nine months and quarter ended August 31, 1995 and eight months and quarter ended August 31, 1994.

     Financial Condition and Liquidity and Capital  Resources

     The Company's assets increased from $18.2 million at November 30, 1994 to $156.3 million at August 31, 1995 primarily related to the increase in financial instruments owned. Financial instruments owned represent the portion of issued securities retained by the Company and are carried at market or fair value, as appropriate.

     Stockholder's equity increased from $9.0 million at November 30, 1994 to $154.4 million at August 31, 1995 as a result of capital contributions from LCPI and income earned during the nine months ended August 31, 1995. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

     Operating Results

     During the nine months ended August 31, 1995, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount, Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-3 totaling approximately $99.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through
     Certificates,  Series  1995-1  totaling  approximately   $73.2
     million   principal   amount,  Structured   Asset   Securities
     Corporation Multiclass Pass-Through Certificates, Series 1995-C3 totaling approximately $322.8 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-2, Group II, totaling approximately
     $74.1   million   principal  amount,  and   Structured   Asset
     Securities Corporation Mortgage Pass-Through Certificates, Series 1995-2, Group I, totaling approximately $174.2 million principal amount. During the eight months ended August 31,
     1994   the   Company   issued  Structured   Asset   Securities
     Corporation Multiclass Pass-through Certificates, Series 1994-C1 totaling approximately $421.9 million principal amount, of which approximately $333.3 million principal amount were offered pursuant to one of the Company's public registration statements and $88.6 million principal amount were offered in a private placement or retained by the Company.

     Trading gains totaled $9,793,713 and $4,253,378 for the nine months and quarter ended August 31, 1995, attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value. Trading gains
     totaled    $8,293,264   and   $3,159,444   for    the    eight
     PART I - FINANCIAL INFORMATION, continued

Item 2      Management's  Discussion  and  Analysis  of   Financial
     Condition  and Liquidity and Capital Resources and Results  of
     Operations

     months   and  quarter  ended  August  31,  1994,  attributable
     principally to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

     Interest income increased from $4,830,503 during the eight months ended August 31, 1994 to $6,136,687 during the nine months ended August 31, 1995 and increased from $1,047,054 during the quarter ended August 31, 1994 to $1,553,879 during the quarter ended August 31, 1995. The increases were principally due to an increase in interest earning securities owned. Management fees totaled $3,289,234 and $1,054,753 during the eight months and quarter ended August 31, 1994 compared to $3,992,010 and $1,453,666 during the nine months and quarter ended August 31, 1995. Management fees reflect the level of operating activities of the Company. Management fees are included in general and administrative expenses in the accompanying Statements of Operations.






                 PART II - OTHER INFORMATION



     The following items have been omitted as inapplicable or not required under general instruction H(2)(a) and
     (b) of Form 10-Q:

               Item 1 - Legal Proceedings

               Item 2 - Changes in Securities

               Item 3 - Defaults Upon Senior Securities

               Item 4 - Submission of Matters to a Vote of
                        Security Holders

               Item 5 - Other Information

               Item 6 - Exhibits and Reports on Form 8-K


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STRUCTURED ASSET SECURITIES
                                   CORPORATION
                                   (Registrant)







Date: October 12, 1995             /S/  Theodore P. Janulis
                                   Theodore P. Janulis
                                   President


Date: October 12, 1995             /S/  David Goldfarb
                                   David Goldfarb
                                   Controller