Form 10-Q/A
period 1995-08-31
STRUCTURED ASSET SECURITIES CORPORATION
filed 1995-11-21
CIK 808851

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                       Amendment No. 1

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
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

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

PART I    FINANCIAL INFORMATION

               Item 1 - Financial Statements




                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STRUCTURED ASSET SECURITIES
                                   CORPORATION
                                   (Registrant)







Date: November 21, 1995       /S/  Theodore P. Janulis
                                   Theodore P. Janulis
                                   President







Date: November 21, 1995       /S/  David Goldfarb
                                   David Goldfarb
                                   Controller