Form 10-Q/A
period 1995-08-31
STRUCTURED ASSET SECURITIES CORPORATION
filed 1996-01-04
CIK 808851

6
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

              Commission File Number: 33-31337


           STRUCTURED ASSET SECURITIES CORPORATION
   (Exact name of registrant as specified in its charter)


Delaware                                                 74-
2440850
(State        or        other        jurisdiction         of
(I.R.S. Employer
incorporation                or                organization)
Identification No.)

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

Statements of Operations for the nine months ended
     August 31, 1995 and eight months ended
     August 31, 1994
4

Statements of Financial Condition as of
     August 31, 1995 and November 30, 1994
5

Statements of Cash Flows for the nine months ended
     August 31, 1995 and eight months ended
     August 31, 1994
6


Notes to Financial Statements
7 - 10
           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of OPERATIONS

                         (Unaudited)


                                       Three months ended
                                   August 31,      August 31,
                                      1995            1994

Revenues:

    Trading                        $      4,2      $       3,
                                       53,378         159,444

    Interest                        1,553,879       1,047,054

                                    5,807,257       4,206,498

Expenses:

    Compensation                        7,500           7,500

    General and administrative      1,453,666       1,054,753

                                    1,461,166       1,062,253

Income before income taxes          4,346,091       3,144,245

    Income tax provision            2,001,374       1,447,925

Net income                         $       2,      $      1,6
                                      344,717          96,320



             See notes to financial statements.

           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of OPERATIONS

                         (Unaudited)


                                      Nine           Eight
                                     Months          Months
                                     ended           ended
                                   August 31,      August 31,
                                      1995            1994

Revenues:

    Trading                        $     9,79      $     8,29
                                        3,713           3,264

    Interest                        6,136,687       4,830,503


                                   15,930,400      13,123,767


Expenses:

    Compensation                       22,500          20,000

    General and administrative      3,992,010       3,289,398


                                    4,014,510       3,309,398


Income before income taxes         11,915,890       9,814,369


    Income tax provision            5,487,266       4,519,517


Net income                         $       6,      $      5,2
                                      428,624          94,852



             See notes to financial statements.

           STRUCTURED ASSET SECURITIES CORPORATION
              STATEMENTS of FINANCIAL CONDITION

                           ASSETS


                                    August 31,     November
                                       1995        30, 1994
                                    (Unaudited
                                        )

Cash                                $       58             $
                                         9,843       111,735
Financial instruments owned, at     151,529,76    12,472,042
fair value                                   4
Receivables from brokers, dealers
and                                    569,551       785,775
   financial institutions
Receivables from affiliates            103,563     1,029,768
Due from others                      1,775,983     1,730,031
Investment in collateralized               170           170
mortgage obligation trusts
Deferred registration costs, net
of
   accumulated amortization of       1,708,569     2,052,855
$958,529
   and $580,145 in 1995 and 1994,
respectively

                                    $     156,    $       18
                                       277,443      ,182,376


            LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Issuance expenses payable                 $             $
                                       210,653       421,027
   Payables to brokers, dealers
and                                    966,972       337,999
      financial institutions
   Payables to affiliates              677,640        12,198
   Income taxes payable to                   -     8,416,262
affiliate
   Other liabilities and accrued                           2
expenses                                     -         5,401

                    Total               1,855,         9,212
liabilities                                265          ,887

Stockholder's equity:

   Common stock, $1 par value;
1,000 shares                             1,000         1,000
     authorized, issued and
outstanding
   Additional paid-in capital       140,962,93     1,938,870
                                             5
   Retained earnings                     13,45         7,029
                                         8,243          ,619

                    Total            154,422,1        8,969,
stockholder's equity                        78           489

                                    $     156,    $       18
                                       277,443      ,182,376


             See notes to financial statements.
           STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS of CASH FLOWS

                         (Unaudited)


                                         Nine         Eight
                                        Months        Months
                                        ended         ended
                                       May 31,      August 31,
                                         1995          1994
Cash flows from operating
activities:

  Net income                          $    6,42     $  5,294,
                                          8,624           852

  Adjustments to reconcile net
income to net cash
    provided by (used in) operating
activities:
      Amortization                      378,384       106,655
    Effect of changes in operating
assets and liabilities:
      Financial instruments owned,    (139,057,     69,328,36
at fair value                              722)             6
      Receivables from brokers,
dealers and financial                   216,224        748,917
        institutions
      Receivables from affiliates       926,205     (121,795)
      Due from others                  (45,952)             -
      Deferred registration costs      (34,098)             -
      Issuance expenses payable       (210,374)     1,062,876

      Payables to brokers, dealers      628,973       134,720
and financial institutions
      Payables to affiliates            665,442         9,691
      Income taxes payable to         (8,416,26     4,905,797
affiliate                                    2)
      Other liabilities and accrued    (25,401)      (53,027)
expenses

            Total adjustments         (144,974,     76,122,20
                                           581)             0

            Net cash provided by      (138,545,     81,417,05
(used in) operating activities             957)             2

Cash flows from financing
activities:
  Capital contributions by parent     214,046,0     8,638,381
                                             82
  Capital distributions to parent     (75,022,0     (89,870,2
                                            17)           10)

            Cash provided by (used    139,024,0     (81,231,8
in) financing activities                     65           29)

Net increase in cash                    478,108       185,223

Cash at the beginning of the period     111,735         3,060

            Cash at the end of the    $    589,     $       1
period                                      843        88,283


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