Form 10-K
STRUCTURED ASSET SECURITIES CORPORATION
filed 1996-02-26
CIK 808851

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark On
[x]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1995

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
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

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                                           Name of Each Exchange
Title of Each Class                                          on which registered
None                                                                 None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X No .

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of February 1, 1996.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX
                     STRUCTURED ASSET SECURITIES CORPORATION
Cover
Index                                                                    Page

PART I
                  Item 1 - Business ...........................           1

                  Item 2 - Properties ............................        1

                  Item 3 - Legal Proceedings ....................         1

                  Item 4 - Submission of Matters to a Vote of Security
                           Holders                                        1

PART II
                  Item 5 - Market for Registrant's Common Stock
                           and Related Stockholder Matters ............   2

                  Item 6 - Selected Financial Data ....................   2

                  Item 7 - Management's Discussion and Analysis of
                           Financial Condition and Liquidity and Capital
                           Resources and Results of Operations .... ...   2

                  Item 8 - Financial Statements and Supplementary Data.   4

                  Item 9 - Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure         4
PART III
                  Item 10 - Directors and Executive Officers
                            of the Registrant ........................    4

                  Item 11 - Executive Compensation ....................   4

                  Item 12 - Security Ownership of Certain Beneficial
                            Owners and Management ....................    4

                  Item 13 - Certain Relationships and Related
                            Transactions ..............................   4
PART IV
                  Item 14 - Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K ...................   5

Signatures ............................................................   6

                                     PART I

ITEM 1            Business

                  Structured Asset Securities Corporation (the "Company") was incorporated in Delaware on January 2, 1987 as a limited-purpose finance corporation. All of the outstanding capital stock is owned by Lehman Commercial Paper Inc.
                 ("LCPI"),  an indirect  wholly owned  subsidiary  of Lehman
                   Brothers Holdings Inc. ("Holdings").

                  The Company's activities consist of the issuance and sale of debt securities (the "Bonds") collateralized by mortgages and/or mortgage-backed securities or serving as the depositor for one or more trusts (the "Trust(s)") which will issue pass-through certificates representing an undivided interest in such mortgage collateral. The Company may also serve as seller to, depositor of or sponsor for any Trust issuing Pass-through Certificates of interest (including stripped participation interests) in a pool of mortgage collateral or interest therein. The mortgage collateral may consist of "fully modified pass-through" mortgage-backed certificates guaranteed as to full and timely payment of principal and interest by the Government National Mortgage Association, which guaranty is backed by the full faith and credit of the United States Government, mortgage participation certificates issued and guaranteed as to the full and timely payment of interest and ultimate payment of principal by the Federal Home Loan Mortgage Corporation, guaranteed mortgage pass-through certificates issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association, conventional mortgage pass-through certificates or mortgage-backed bonds issued with respect to or secured by a pool of mortgage loans, or a combination of such certificates.

                  The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission ("the Commission") which permit the Company to issue from time to time, Bonds and Pass-through Certificates in the principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. As of November 30, 1995, approximately $11.4 billion was available for issuance under the registration statements referred to above.

 ITEM 2           Properties

                  The Company owns no physical properties.

ITEM 3            Legal Proceedings

                  There are no pending legal proceedings.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 4 is omitted.

                                     PART II

ITEM 5            Market for Registrant's Common Stock and Related
                  Stockholder Matters

                  The Company's sole class of capital stock is its $1.00 par value common stock which is all owned by LCPI. There is no public market for the Company's common stock.

ITEM 6            Selected Financial Data

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 6 is omitted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

                  Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the twelve months ended November 30, 1995, the eleven months ended November 30, 1994 and the twelve months ended December 31, 1993.

                  Financial Condition and Liquidity and Capital Resources

                  The Company's assets increased from $18.2 million at November 30, 1994 to $153.0 million at November 30, 1995 primarily related to the increase in financial instruments owned. Financial instruments owned at November 30, 1995 aggregated $146.0 million and represent the portion of issued securities retained by the Company and are carried at market or fair value, as appropriate.

                  Stockholder's equity increased from $9.0 million at November 30, 1994 to $149.0 million at November 30, 1995 as a result of net capital contributions from LCPI and income earned during the twelve months ended November 30, 1995. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

                  Results of Operations

                  For the twelve months ended November 30, 1995 and eleven months ended November 30, 1994:

                  During the twelve months ended November 30, 1995 the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount, Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-3 totaling approximately $99.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-1 totaling approximately $73.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-2, Group II, totaling approximately $74.1 million principal amount, Structured Asset

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations (continued)

                  Securities Corporation Mortgage Pass-through Certificates, Series 1995-2, Group I, totaling approximately $174.2 million principal amount, LB Commercial Conduit Mortgage Trust Multiclass Pass-through Certificates, Series 1995-C2 totaling approximately $217.0 million principal amount, and Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C4 totaling approximately $179.6 million principal amount. In addition, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C3 totaling approximately $322.8 million principal amount in a private placement.

                  Trading revenues totaled $9,579,548 for the twelve months ended November 30, 1995 and $7,674,075 for the eleven months ended November 30, 1994. Trading revenues are attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                  Interest income increased from $5,868,153 during the eleven months ended November 30, 1994 to $11,998,933 during the twelve months ended November 30, 1995, attributable principally to the greater amount of interest earning securities held during 1995. Management fees increased from $3,395,253 during the eleven months ended November 30, 1994 to $5,407,152 during the twelve months ended November 30, 1995, reflecting the increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Statements of Operations.

                  For the eleven months ended November 30, 1994 and twelve months ended December 31, 1993:

                  During 1994, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1994-C1 totaling approximately $421.9 million principal amount, of which approximately $333.3 million principal amount were offered pursuant to one of the Company's public registration statements and $88.6 million principal amount were offered in private placements. During 1993, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1993-C1 totaling approximately $451.0 million principal amount. In addition, Structured Asset Securities Corporation Trust III, a trust established by the Company, issued Collateralized Mortgage Obligations, Series 1993-C2 totaling approximately $121.3 million principal amount. Also during 1993, the Company issued, through a trust, $79.3 million of securities, collateralized by a mortgage, in a private placement. In December 1992, the Company purchased a 25% partnership interest in Structured Asset Securities Corporation Trust II ("Trust II"). The Company acted as general partner of Trust
                  II. An affiliate of the Company owned the remaining 75% as limited partner. On May 28, 1993, Trust II's assets were sold to an affiliate of the Company at current market value. For financial reporting purposes, the assets of Trust II have been consolidated with those of the Company and minority interest has been established for the affiliate's limited partner interest.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations (continued)

                  Trading revenues totaled $7,674,075 for the eleven months ended November 30, 1994 and $419,283 for the twelve months ended December 31, 1993. Trading revenues are attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                  Interest income decreased from $8,611,171 during the twelve months ended December 31, 1993 to $5,868,153 during the eleven months ended November 30, 1994, attributable principally to the sale of interest earning securities owned during the second quarter of 1994. Management fees increased from $1,196,023 during the twelve months ended December 31, 1993 to $3,395,253 during the eleven months ended November 30, 1994, reflecting the increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Statements of Operations.

ITEM 8            Financial Statements and Supplementary Data

                  The financial statements required by this Item and included in this Report are referenced in the index appearing on page F-1.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 10 is omitted.

ITEM 11           Executive Compensation

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 11 is omitted.

ITEM 12           Security Ownership of Certain Beneficial Owners and
                  Management

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 12 is omitted.

ITEM 13           Certain Relationships and Related Transactions

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 13 is omitted.


                                     PART IV

ITEM 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                  (a)        (1) and (2) Financial Statements and Schedules

                  See Index to Financial Statements appearing on Page F-1

                             (3) Exhibits

                                  Not applicable.

                  (b)        Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STRUCTURED ASSET SECURITIES
                                               CORPORATION
                                               (Registrant)


                                              By:  THEODORE P. JANULIS
                                                   Theodore P. Janulis
                                                   President


Date:   February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE ....................      POSITION                   DATE

THEODORE P. JANULIS ..........      President                  February 23, 1996
Theodore P. Janulis

DAVID GOLDFARB ...............      Controller                 February 23, 1996
David Goldfarb

BRIAN R. ZIPP ................      Director                   February 23, 1996
Brian R. Zipp

MICHAEL J. O'HANLON ..........      Chairman and Director      February 23, 1996
Michael J. O'Hanlon

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS






Report of Independent Auditors .......................................   F-2

Statements of  Operations  for the twelve  months  ended  November 30,
  1995, eleven months ended November 30, 1994 and twelve months ended
  December 31, 1993 ..................................................   F-3

Statements of Financial Condition as of
  November 30, 1995 and 1994 .........................................   F-4

Statements of Changes in  Stockholder's  Equity for the twelve  months ended  November 30, 1995,  eleven months ended November 30, 1994 and
  twelve months ended December 31, 1993 ..............................   F-5

Statements  of Cash Flows for the twelve  months  ended  November 30,
  1995, eleven months ended November 30, 1994 and twelve months ended
  December 31, 1993 ..................................................   F-6

Notes to Financial Statements .................................   F-7 to F-10

Consent of Independent Auditors ......................................   F-11

Report of Independent Auditors

The Board of Directors and Stockholder of
Structured Asset Securities Corporation


We have audited the accompanying statements of financial condition of Structured Asset Securities Corporation as of November 30, 1995 and November 30, 1994, and the related statements of operations, changes in stockholder's equity and cash flows for the year ended November 30, 1995, for the eleven-month period ended November 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Structured Asset Securities Corporation at November 30, 1995 and November 30, 1994, and the results of its operations and its cash flows for the year ended November 30, 1995, for the eleven month period ended November 30, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                               ERNST & YOUNG LLP


January 10, 1996

                     STRUCTURED ASSET SECURITIES CORPORATION
                            STATEMENTS of OPERATIONS

                                           Twelve       Eleven         Twelve
                                           months       months         months
                                           ended        ended          ended
                                        November 30,  November 30, December 31,
                                           1995          1994          1993


Revenues:

   Trading ..........................   $ 9,579,548   $ 7,674,075   $   419,283

   Interest .........................    11,998,933     5,868,153     8,611,171
                                        -----------   -----------   -----------

                                         21,578,481    13,542,228     9,030,454
                                        -----------   -----------   -----------


Expenses:

   Compensation .....................        30,000        27,500        30,000

   General and administrative .......     5,407,152     3,402,302     1,197,508
                                        -----------   -----------   -----------

                                          5,437,152     3,429,802     1,227,508
                                        -----------   -----------   -----------

Income before income taxes and
     minority interest ..............    16,141,329    10,112,426     7,802,946

     Income tax provision ...........     7,438,491     4,656,773     3,608,395
                                        -----------   -----------   -----------

Income before minority interest .....     8,702,838     5,455,653     4,194,551

     Minority interest in income
       of Trust II ..................          --            --        (352,798)
                                        -----------   -----------   -----------

Net income ..........................   $ 8,702,838   $ 5,455,653   $ 3,841,753
                                        ===========   ===========   ===========








                        See notes to financial statements

                     STRUCTURED ASSET SECURITIES CORPORATION
                        STATEMENTS of FINANCIAL CONDITION


                                     ASSETS

                          LIABILITIES and STOCKHOLDER'S EQUITY


                                             November 30,         November 30,
                                                  1995                1994

Cash                                         $    40,921         $    111,735
Financial instruments owned, at fair
value                                        145,971,295           12,472,042
Receivables from brokers, dealers
and financial institutions                     1,575,758              785,775
Receivables from affiliates                      121,260            1,029,768
Due from others                                1,791,245            1,730,031
Investment in collateralized mortgage
obligation trusts                                    170                  170
Deferred registration costs, net of
accumulated amortization of$981,562
and $580,145 in 1995 and 1994,
respectively                                   3,609,329            2,052,855
                                        __________________     ________________
                                            $153,109,978          $18,182,376
                                        ==================     ===============


                            LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
 Issuance expenses payable                 $   1,316,880          $   421,027
 Payables to brokers, dealers and
   financial institutions                      1,431,682              337,999
 Payables to affiliates                        1,315,028               12,198
 Income taxes payable to affiliate                     -            8,416,262
 Other liabilities and accrued expenses           18,958               25,401
                                             _______________     ______________

          Total liabilities                    4,082,548            9,212,887
                                             _______________     ______________


Stockholder's equity:
  Common stock, $1 par value;
   1,000 shares authorized,
   issued and outstanding                          1,000                1,000
  Additional paid-in capital                 133,293,973            1,938,870
  Retained earnings                           15,732,457            7,029,619
                                             _______________     ______________

           Total stockholder's equity        149,027,430            8,969,489
                                             _______________     ______________

                                           $ 153,109,978          $18,182,376
                                           =================    =============

                        See notes to financial statements


                     STRUCTURED ASSET SECURITIES CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                 for the twelve months ended November 30, 1995,
                    eleven months ended November 30, 1994 and
                      twelve months ended December 31, 1993

                                             Additional
                                  Common     Paid-in           Retained
                                   Stock     Capital          Earnings           Total

Balance, December 31, 1992 ....   $1,000   $  26,970,147    $    620,686    $  27,591,833

Net income ....................     --              --         3,841,753        3,841,753

Capital contributions by parent     --       117,504,144            --        117,504,144

Capital distributions to parent     --       (65,531,324)           --        (65,531,324)
                                  ------   -------------    ------------    -------------

Balance, December 31, 1993 ....    1,000      78,942,967       4,462,439       83,406,406

Net income ....................     --              --         5,455,653        5,455,653

Capital contributions by parent     --        17,771,997            --         17,771,997

Capital distributions to parent     --       (94,776,094)     (2,888,473)     (97,664,567)
                                  ------   -------------    ------------    -------------

Balance, November 30, 1994 ....    1,000       1,938,870       7,029,619        8,969,489

Net income ....................     --              --         8,702,838        8,702,838

Capital contributions by parent     --       234,290,454            --        234,290,454

Capital distributions to parent     --      (102,935,351)           --       (102,935,351)
                                  ------   -------------    ------------    -------------

Balance, November 30, 1995 ....   $1,000   $ 133,293,973    $ 15,732,457    $ 149,027,430
                                  ======   =============    ============    =============








                                              See notes to financial statements.


                     STRUCTURED ASSET SECURITIES CORPORATION
                            STATEMENTS of CASH FLOWS

                                                                Twelve months ended     Eleven Months ended     Twelve months ended
                                                                   November 30,            November 30,            December 31,
                                                                       1995                    1994                    1993
                                                               ----------------------   --------------------    --------------------
Cash flows from operating activities:

   Net income .................................................     $   8,702,838                  $   5,455,653      $   3,841,753
                                                                    -------------                  -------------      -------------

   Adjustments  to  reconcile  net  income  to net cash
     (used in)  provided  by operating activities:
       Amortization ...........................................           401,417                        106,655            183,128
       Minority interest in income of Trust II ................              --                             --              352,798
   Effect of changes in operating assets and liabilities:
       Financial instruments owned, at fair value .............      (133,499,253)                    72,175,669         13,240,346
       Receivables from brokers, dealers and
         financial institutions ...............................          (789,983)                       324,681            286,045
       Receivables from affiliates ............................           908,508                     (1,029,768)              --
       Due from others ........................................           (61,214)                    (1,730,031)              --
       Deferred registration costs ............................        (1,957,891)                          --                 --
       Issuance expenses payable ..............................           895,853                       (221,285)        (1,373,948)
       Payables to brokers, dealers and financial
         institutions .........................................         1,093,683                        280,703             57,296
       Payables to affiliates .................................         1,302,830                         12,198               --
       Income tax to affiliates ...........................            (8,416,262)                     4,656,773          2,802,166
       Other ..................................................            (6,443)                       (30,003)            (9,462)
                                                                    -------------                  -------------      -------------

            Net cash (used in) provided by
            operating activities ..........................          (131,425,917)                    80,001,245         19,380,122
                                                                    -------------                  -------------      -------------

Cash flows from financing activities:
Capital contributions by parent ...............................       234,290,454                     17,771,997        117,504,144
Capital distributions to parent ...............................      (102,935,351)                   (97,664,567)       (65,531,324)
Min-rity interest .............................................              --                                         (73,597,754)
                                                                    -------------                  -------------      -------------

            Cash provided by (used in)
           financing activities ...............................       131,355,103                    (79,892,570)       (21,624,934)
                                                                    -------------                  -------------      -------------

    Net (decrease)increase in cash ............................           (70,814)                       108,675         (2,244,812)

 Cash at the beginning of the period ..........................           111,735                          3,060          2,247,872
                                                                    -------------                  -------------      -------------

     Cash at the endd of the period ...........................     $      40,921                  $     111,735      $       3,060
                                                                    =============                  =============      =============

                        See notes to financial statements

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS




      1.       Organization:

               Structured Asset Securities Corporation ("the Company") is a limited-purpose finance corporation. All of the outstanding capital stock is owned by Lehman Commercial Paper Inc.("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

               The Company's activities consist of the issuance and sale of debt securities (the "Bonds") collateralized by mortgages and/or mortgage-backed securities or serving as the depositor for one or more trusts (the "Trust(s)") which will issue Pass-through Certificates, representing an undivided interest in such mortgage collateral.

               The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, Bonds and Pass-through Certificates in principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the twelve months ended November 30, 1995, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount, Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-3 totaling approximately $99.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-1 totaling approximately $73.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-2, Group II, totaling approximately $74.1 million principal amount, Structured Asset Securities Corporation Mortgage Pass-through Certificates, Series 1995-2, Group I, totaling approximately $174.2 million principal amount, LB Commercial Conduit Mortgage Trust Multiclass Pass-through Certificates, Series 1995-C2 totaling approximately $217.0 million principal amount, and Multiclass Pass-through Certificates, Series 1995-C4 totaling approximately $179.6 million principal amount. In addition, the Company issued Structured Asset Securities Corporation Multiclass Pass-through Certificates, Series 1995-C3 totaling approximately $322.8 million principal amount in a private placement. As of November 30, 1995, approximately $11.4 billion was available for issuance under the registration statements referred to above.

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

               During  the  twelve   months  ended   November  30,  1995,   LCPI
               contributed $234.3 million in capital to the Company, and the Company made capital distributions to LCPI of $102.9 million.

               The December 31, 1993 Statement of Operations includes the consolidated accounts of the Company and those of Structured Asset Securities Corporation Trust II ("Trust II"), a partnership in which the Company had a 25% ownership interest and acted as general partner. An affiliate of the Company owned the remaining 75% interest in Trust II as a limited partner. On May 28,

               1993,   Trust  II's   assets,   which   primarily   consisted  of
               approximately $99 million in mortgage loans, were sold to an affiliate of the Company at current market value. The accompanying December 31, 1993 Statement of Operations reflects the affiliate's minority interest share in earnings in Trust II.

      2.       Summary of Significant Accounting Policies:

               Deferred registration costs:

               Deferred registration costs relate to filing fees and other related costs paid by the Company in connection with filings for the registration of the securities which were or are to be issued by the Company. These costs are deferred in anticipation of future revenues upon the issuance of securities from the respective shelf that has been established. Amortization of the costs is based upon the percentage of issued securities to the respective shelf from which the securities are issued and is included as a component of trading revenue in the Statements of Operations.

               Financial instruments owned, at fair value:

               Financial instruments owned principally represent subordinated interests in pools of mortgage loans, with the remaining instruments representing the right to receive certain future interest payments on the underlying loans. Financial instruments owned are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in trading revenue in the Statements of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

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

               Use of Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

               Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $5,407,152 for the twelve months ended November 30, 1995, $3,395,253 for the eleven months ended November 30, 1994 and $1,196,023 for the twelve months ended December 31, 1993 are the principal component of general and administrative expenses in the Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

               Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

               Income taxes of $15,854,753 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the twelve months ended November 30, 1995. No income taxes were paid by the Company during 1994 and 1993.

               The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

      5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

               Certain of the Company's activities are principally conducted with financial institutions. At November 30, 1995, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance sheet risk.

      6.       Fair Value of Financial Instruments:

               Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which

     6.        Fair Value of Financial Instruments (continued):

               qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statements of Financial Condition.

               Financial instruments owned principally represent subordinated interests in pools of mortgage loans, with the remaining instruments representing the right to receive certain future interest payments on the underlying loans. These financial instruments are generally non-rated or rated as non-investment grade by recognized rating agencies. Changes in interest rates could potentially have an adverse impact on the future cash flows for financial instruments owned. In addition, for certain securities, defaults on the mortgage loans underlying these instruments could have a greater than proportional impact on their fair value since the payments of principal and interest are subordinate to other securities issued in the same series. These risks, among other risks, are incorporated in the determination of fair value of financial instruments owned.

      7.       Change of Fiscal Year-End:

               During 1994, the Company changed its fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of institutional customers.

               The following is selected financial data for the eleven-month transition period ending November 30 and the comparable prior year period:



                                                          Eleven months ended
                                                   November 30,    November 30,
                                                     1994              1993
                                                                   (Unaudited)

Revenues ..................................       $13,542,228       $ 8,830,244
Expenses ..................................         3,429,802         1,212,389
                                                  -----------       -----------
Income before income taxes and
    minority interest .....................        10,112,426         7,617,855
Income tax provision ......................         4,656,773         3,522,496
                                                  -----------       -----------
Income before minority interest ...........         5,455,653         4,095,359
Minority interest in income of
    Trust II ..............................              --            (352,798)
                                                  -----------       -----------
Net income ................................       $ 5,455,653       $ 3,742,561
                                                  ===========       ===========

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-11 Nos. 33-11126, 33-13826, 33-31337,
33-13986, 33-17503 and 33-48771 and Form S-3 File Nos. 33-43825
and 33-50210) of Structured Asset Securities Corporation of our report dated January 10, 1996, with respect to the financial statements of Structured Asset Securities Corporation included in this Annual Report (Form 10-K) for the year ended November 30, 1995.





New York, New York                                          ERNST & YOUNG LLP
February 23, 1996