Form 10-Q
period 1996-04-12
STRUCTURED ASSET SECURITIES CORPORATION
filed 1996-04-12
CIK 808851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

                                       or

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

                           Yes X        No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.


                                      INDEX

                     STRUCTURED ASSET SECURITIES CORPORATION

Cover
Index                                                          Page
PART I   FINANCIAL INFORMATION

             Item 1 - Financial Statements                              2 - 9

             Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Liquidity and Capital
                      Resources and Results of Operations              10 - 11

PART II  OTHER INFORMATION

             Item 1 - Legal Proceedings                                   12

             Item 2 - Changes in Securities                               12

             Item 3 - Defaults Upon Senior Securities                     12

             Item 4 - Submission of Matters to a Vote of
                                    Security Holders                      12

             Item 5 - Other Information                                   12

             Item 6 - Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                                13

                         PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


                     STRUCTURED ASSET SECURITIES CORPORATION
                          INDEX to FINANCIAL STATEMENTS




Statement of Operations for the three months
         ended February 29, 1996 and
         February 28, 1995                                                3

Statement of Financial Condition as of
         February 29, 1996 and November 30, 1995                          4

Statement of Cash Flows for the three months ended
         February 29, 1996 and February 28, 1995                          5


Notes to Financial Statements                                           6 - 9


                     STRUCTURED ASSET SECURITIES CORPORATION
                             STATEMENT of OPERATIONS

                                   (Unaudited)


                                                          Three months ended
                                                      February 29,  February 28,
                                                         1996            1995

Revenues:

    Trading ................................        $5,278,904        $4,467,905

    Interest ...............................         4,420,535         2,668,665
                                                    ----------        ----------

                                                     9,699,439         7,136,570
                                                    ----------        ----------

Expenses:

    Compensation ...........................             7,500             7,500

    General and administrative .............         2,427,987         1,788,565
                                                    ----------        ----------

                                                     2,435,487         1,796,065
                                                    ----------        ----------

Income before income taxes .................         7,263,952         5,340,505

    Income tax provision ...................         3,345,050         2,459,302
                                                    ----------        ----------

Net income .................................        $3,918,902        $2,881,203
                                                    ==========        ==========

                       See notes to financial statements.


                     STRUCTURED ASSET SECURITIES CORPORATION
                        STATEMENT of FINANCIAL CONDITION

                                     ASSETS

                                                                                            February 29, 1996      November 30, 1995

                                                                                               (Unaudited)

Cash .............................................................................             $       --               $     40,921
Financial instruments owned, at fair value .......................................              127,168,537              145,971,295
Receivables from brokers, dealers and
   financial institutions ........................................................                4,019,220                1,575,758
Receivables from affiliates ......................................................                   61,032                  121,260
Due from others ..................................................................                1,728,522                1,791,245
Investment in collateralized mortgage obligation trusts ..........................                      170                      170
Deferred registration costs, net of
   accumulated amortization of $1,718,242
   and $981,562 in 1996 and 1995, respectively ...................................                3,044,991                3,609,329
                                                                                               ------------             ------------

                                                                                               $136,022,472             $153,109,978
                                                                                               ============             ============


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Issuance expenses payable .................................................               $    575,797               $  1,316,880
   Payables to brokers, dealers and
      financial institutions .................................................                  4,392,518                  1,431,682
   Payables to affiliates ....................................................                     24,047                  1,315,028
   Other liabilities and accrued expenses ....................................                    338,074                     18,958
                                                                                             ------------               ------------

                    Total liabilities ........................................                  5,330,436                  4,082,548
                                                                                             ------------               ------------

Stockholder's equity:
Common stock, $1 par value; 1,000 shares
     authorized, issued and outstanding ......................................                      1,000                      1,000
   Additional paid-in capital ................................................                111,039,677                133,293,973
   Retained earnings .........................................................                 19,651,359                 15,732,457
                                                                                             ------------               ------------

                    Total stockholder's equity ...............................                130,692,036                149,027,430

                                                                                             ------------               ------------
                                                                                         $136,022,472               $153,109,978
                                                                                             ============               ============

                       See notes to financial statements.


                     STRUCTURED ASSET SECURITIES CORPORATION
                             STATEMENT of CASH FLOWS

                                   (Unaudited)

                                                          Three Months Ended

                                                 February 29,       February 28,
                                                   1996                  1995

Cash flows from operating activities:

  Net income ...................................   $  3,918,902    $  2,881,203

  Adjustments  to  reconcile  net
  income  to net cash  provided
   by  (used  in) operating activities:
      Amortization .............................        736,680         126,172
  Effect of changes in operating assets
   and liabilities:
      Financial instruments owned,
      at fair value ............................     18,802,758     (68,809,043)
      Receivables from brokers,
      dealers and financial
        institutions ...........................     (2,443,462)       (656,085)
      Receivables from affiliates ..............         60,228       1,029,768
      Due from others ..........................         62,723         (15,094)
      Deferred registration costs ..............       (172,342)        (34,098)
      Issuance expenses payable ................       (741,083)        322,489
      Payables to brokers, dealers
      and financial institutions ...............      2,960,836        (149,091)
      Payables to affiliates ...................     (1,290,981)      3,128,317
      Income taxes payable to affiliate ........           --         2,462,847
      Other liabilities and accrued expenses ...        319,116         (25,401)
                                                   ------------    ------------

            Total adjustments ..................     18,294,473     (62,619,219)
                                                   ------------    ------------

            Net cash provided by
           (used in) operating activities ......     22,213,375     (59,738,016)
                                                   ------------    ------------

Cash flows from financing activities:
  Capital contributions by parent ..............     20,800,906      71,008,763
  Capital distributions to parent ..............    (43,055,202)    (11,368,802)
                                                   ------------    ------------

            Net cash (used in)
            provided by financing activities ...    (22,254,296)     59,639,961
                                                   ------------    ------------

Net decrease in cash ...........................        (40,921)        (98,055)

Cash at the beginning of the period ............         40,921         111,735
                                                   ------------    ------------

            Cash at the end of the period ......              $    $     13,680
                                                                   ------------
                                                   ============    ============

                       See notes to financial statements.

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

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds and Pass-Through Certificates in principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the three months ended February 29, 1996, the Company issued Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. As of February 29, 1996, approximately $9.2 billion was available for issuance under the registration statements referred to above.

         The Company has issued Bonds and acted as depositor for various Trusts which have issued Pass-Through Certificates collateralized by mortgages and/or mortgage securities. The Company has surrendered to the Trusts all future economic interests in the Bonds, Pass-Through Certificates and related collateral. According to the terms of the various Trust agreements, the security holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds, Pass-Through Certificates, and related collateral have been removed from the accompanying Statement of Financial Condition.

         During the three months ended February 29, 1996, LCPI contributed $20.8 million in capital to the Company, and the Company made capital distributions to LCPI of $43.1 million.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies:

         Deferred registration costs:

         Deferred registration costs relate to filing fees and other costs paid by the Company in connection with filings for the registration of the securities which were or are to be issued by the Company. These costs are deferred in anticipation of future revenues upon the issuance of securities from the respective shelf that has been established. Amortization of the costs is based upon the percentage of issued securities to the respective shelf from which the securities are issued and is included as a component of trading revenue in the accompanying Statement of Operations.

         Financial instruments owned, at fair value:

         Financial instruments owned principally represent subordinated interests in pools of mortgage loans, with the remaining instruments representing the right to receive certain future interest payments on the underlying loans. Financial instruments owned are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in trading revenues in the Statement of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

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

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

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

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $2,427,987 for the three months ended February 29, 1996, and $1,788,533 for the three months ended February 28, 1995 are the principal component of general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

         Income taxes of $3,345,050 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the three months ended February 29, 1996.

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         Certain of the Company's activities are principally conducted with financial institutions. At February 29, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instrument with off-balance sheet risk.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

 6.      Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statement of Financial Condition.

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

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS


         PART I - FINANCIAL INFORMATION, continued

Item 2 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

         Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the three months ended February 29, 1996 and three months ended February 28, 1995.

         Financial Condition and Liquidity and Capital  Resources

         The Company's assets decreased from $153.1 million at November 30, 1995 to $136.0 million at February 29, 1996 primarily related to the decrease in financial instruments owned. Financial instruments owned represent the portion of issued securities retained by the Company and are carried at market or fair value, as appropriate.

         Stockholder's equity decreased from $149.0 million at November 30, 1995 to $130.7 million at February 29, 1996 as a result of net capital distributions to LCPI partially offset by income earned during the three months ended February 29, 1996. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

         Results of Operations

         During the three months ended February 29, 1996, the Company issued Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. During the three months ended February 28, 1995 the Company issued Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount.

         Trading revenues totaled $5,278,904 and $4,467,905 for the three months ended February 29, 1996 and February 28, 1995, respectively. Trading revenues are attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS


         PART I - FINANCIAL INFORMATION, continued

Item 2 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

         Interest income increased from $2,668,665 during the three months ended February 28, 1995 to $4,420,535 during the three months ended February 29, 1996. The increase was principally due to an increase of interest earning securities held during the first quarter of 1996. Management fees totaled $2,427,987 and $1,788,533 during the three months ended February 29, 1996 and February 28, 1995, respectively, reflecting the increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Statement of Operations.

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



                                              STRUCTURED ASSET SECURITIES
                                              CORPORATION
                                             (Registrant)



Date: April 12, 1996                         /S/ Theodore P. Janulis
                                              Theodore P. Janulis
                                              President




Date: April 12, 1996                         /S/ David Goldfarb
                                             David Goldfarb
                                             Controller