Form 10-Q
period 1996-07-10
STRUCTURED ASSET SECURITIES CORPORATION
filed 1996-07-10
CIK 808851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
      (Mark one)

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1996

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

                         Yes X                   No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of July 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                     STRUCTURED ASSET SECURITIES CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX


Part I.           FINANCIAL INFORMATION                        Page Number

      Item 1.     Financial Statements - (unaudited)

                  Statement of Operations -
                    Three and Six  Months Ended May 31, 1996
                    and 1995 ..................................       3

                  Statement of Financial Condition -
                    May 31, 1996 and November 30, 1995 ........       5

                  Statement of Cash Flows -
                    Six Months Ended May 31, 1996
                    and 1995...................................       6

                  Notes to Financial Statements................       7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      11

Part II.       OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ............      13

Signatures.....................................................      14

                   STRUCTURED ASSET SECURITIES CORPORATION
                           STATEMENT of OPERATIONS

                                 (Unaudited)


                                                  Three months ended
                                           ---------------------------------
                                              May 31,            May 31,
                                               1996               1995
                                           --------------     --------------

Revenues:

    Trading                                $   108,962        $  1,072,430

    Interest                                 2,253,669           1,914,143
                                           --------------     --------------

                                             2,362,631           2,986,573
                                           --------------     --------------
Expenses:

    Compensation                                 7,500               7,500

    General and administrative                 597,557             749,779
                                           --------------     --------------

                                               605,057             757,279
                                           --------------     --------------

Income before taxes                          1,757,574           2,229,294

    Provision for income taxes                 809,363           1,026,590
                                           --------------     --------------

Net income                                 $   948,211        $  1,202,704
                                           ==============     ==============



                      See notes to financial statements.

                   STRUCTURED ASSET SECURITIES CORPORATION
                           STATEMENT of OPERATIONS

                                 (Unaudited)


                                                   Six months ended
                                           ---------------------------------
                                              May 31,            May 31,
                                               1996               1995
                                           --------------     --------------

Revenues:

    Trading                                $ 5,387,866         $ 5,540,335

    Interest                                 6,674,204           4,582,808
                                           --------------     --------------

                                            12,062,070          10,123,143
                                           --------------     --------------

Expenses:

    Compensation                                15,000             15,000

    General and administrative               3,025,544           2,538,344
                                           --------------     --------------

                                             3,040,544           2,553,344
                                           --------------     --------------

Income before taxes                          9,021,526           7,569,799

    Provision for income taxes               4,154,413           3,485,892
                                           --------------     --------------

Net income                                 $ 4,867,113         $ 4,083,907
                                           ==============     ==============



                      See notes to financial statements.

                   STRUCTURED ASSET SECURITIES CORPORATION
                        STATEMENT of FINANCIAL CONDITION
                                 (Unaudited)

                                     ASSETS


                                               May 31,       November 30,
                                                1996             1995
                                            --------------   --------------


Cash                                        $       486       $     40,921
Financial instruments owned, at fair value  103,137,027        145,971,295
Receivables from brokers, dealers and
   financial institutions                     3,597,848          1,575,758
Receivables from affiliates                   1,144,261            121,260
Due from others                               1,729,361          1,791,245
Investment in collateralized mortgage               170                170
  obligation trusts
Deferred registration costs, net of
   accumulated amortization of $1,848,534
   and $981,562 in 1996 and 1995,             2,914,698          3,609,329
   respectively                              --------------   --------------

                                           $112,523,851       $153,109,978
                                           ==============     ==============


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
Issuance expenses payable                   $ 1,573,157       $  1,316,880
Payables to brokers, dealers and
    financial institutions                    4,230,868          1,431,682
Payables to affiliates                                -          1,315,028
Other liabilities and accrued expenses              955             18,958
                                            --------------   --------------

                    Total liabilities         5,804,980          4,082,548
                                            --------------   --------------

Stockholder's equity:
Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding             1,000              1,000
Additional paid-in capital                   86,118,302        133,293,973
Retained earnings                            20,599,569         15,732,457
                                            --------------   --------------

               Total stockholder's equity   106,718,871        149,027,430
                                            --------------   --------------

                                           $112,523,851     $  153,109,978
                                           ==============   ===============


                      See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                            STATEMENTS of CASH FLOWS

                                 (Unaudited)


                                                     Six months ended
                                              -------------------------------
                                                 May 31,          May 31,
                                                   1996            1995
                                              ---------------  --------------
Cash flows from operating activities:

Net income                                    $4,867,113      $ 4,083,907


Adjustments to reconcile net income to net
cash
    provided by (used in) operating
activities:
      Amortization                               866,972          181,448
    Net change in:
      Financial instruments owned, at fair    42,834,268      (39,058,810)
          value
      Receivables from brokers, dealers and
          financial institutions              (2,022,090)        (259,896)
      Receivables from affiliates             (1,023,001)       1,029,768
      Due from others                             61,884          (30,523)
      Deferred registration costs               (172,342)         (34,098)
      Issuance expenses payable                  256,277         (393,113)
      Payables to brokers, dealers and         2,799,186         (162,453)
          financial institutions
      Payables to affiliates                  (1,315,028)       1,599,685
      Income taxes payable to affiliate                -       (8,416,262)
      Other liabilities and accrued expenses     (18,003)         (25,401)
                                              ---------------  --------------

         Net cash provided by (used in)       47,135,236      (41,485,748)
               operating activities        ---------------  --------------

Cash flows from financing activities:
  Capital contributions by parent             25,138,321       102,782,161
  Capital distributions to parent            (72,313,992)      (61,407,017)
                                              ---------------  --------------

            Net cash (used in) provided by   (47,175,671)       41,375,144
               financing activities           ---------------  --------------

            Net change in cash                   (40,435)        (110,604)

Cash, beginning of the period                     40,921          111,735
                                              ---------------  --------------

            Cash, end of the period           $      486       $    1,131
                                              ===============  ==============


                      See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------




1.    Organization:

      Structured Asset Securities Corporation (the "Company") is a limited-purpose finance corporation. All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

      The Company's activities consist of the issuance and sale of debt securities (the "Bonds") collateralized by mortgages and/or mortgage-backed securities or serving as the depositor for one or more trusts (the "Trust(s)") which will issue Pass-Through Certificates, representing an undivided interest in such mortgage collateral.

      The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds and Pass-Through Certificates in principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the six months ended May 31, 1996, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-2 totaling approximately $196.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 totaling approximately $182.1 million principal amount, Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. In addition, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 and 1996-2 totaling approximately $2.0 million and $4.5 million principal amount, respectively, in a private placement. As of May 31, 1996, approximately $8.8 billion was available for issuance under the registration statements referred to above.

      The Company has issued Bonds and acted as depositor for various Trusts which have issued Pass-Through Certificates collateralized by mortgages and/or mortgage securities. The Company has surrendered to the Trusts all future economic interests in the Bonds, Pass-Through Certificates and related collateral. According to the terms of the various Trust agreements, the security holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds, Pass-Through Certificates, and related collateral have been removed from the accompanying Statement of Financial Condition. During the six months ended May 31, 1996, LCPI contributed $25.1 million in capital to the Company, and the Company made capital distributions to LCPI of $72.3 million.

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

                                   ----------


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

      Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $3,025,520 for the six months ended May 31, 1996, and $2,538,300 for the six months ended May 31, 1995 are the principal component of general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

      Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

      Income taxes of $4,154,413 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the six months ended May 31, 1996.

      The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

      Certain of the Company's activities are principally conducted with financial institutions. At May 31, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instrument with off-balance sheet risk.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------


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

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

      PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Set forth below is management's discussion and analysis of financial condition and results of operations for the six months and quarters ended May 31, 1996 and May 31, 1995.

        Financial Condition

        The Company's assets decreased from $153.1 million at November 30, 1995 to $112.5 million at May 31, 1996, primarily related to the decrease in financial instruments owned. Financial instruments owned represent the portion of issued securities retained by the Company and are carried at market or fair value, as appropriate.

        Stockholder's equity decreased from $149.0 million at November 30, 1995 to $106.7 million at May 31, 1996 as a result of net capital distributions to LCPI partially offset by income earned during the six months ended May 31, 1996. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

        Results of Operations

        During the six months ended May 31, 1996, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-2 totaling approximately $196.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 totaling approximately $182.1 million principal amount, Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. In addition, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 and 1996-2 totaling approximately $2.0 million and $4.5 million principal amount, respectively, in a private placement. During the six months ended May 31, 1995, the Company issued Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1995-C1 totaling approximately $394.3 million principal amount, Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1995-3 totaling approximately $99.5 million principal amount, and
        Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1995-1 totaling approximately $73.2 million.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------


      PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Trading revenues totaled $5,387,866 and $108,962 for the six months and quarter ended May 31, 1996, and $5,540,335 and $1,072,430 for the six months and quarter ended May 31, 1995. Trading revenues are principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

        Interest income increased from $4,582,808 during the six months ended May 31, 1995 to $6,674,204 during the six months ended May 31, 1996 and increased from $1,914,143 during the quarter ended May 31, 1995 to $2,253,669 during the quarter ended May 31, 1996. These increases were principally due to an increase in interest earning securities held during the first six months of fiscal 1996. Management fees totaled $2,538,300 and $749,767 during the six months and quarter ended May 31, 1995 compared to $3,025,520 and $597,533 during the six months and quarter ended May 31, 1996. Management fees reflect the level of operating activities of the Company. Management fees are included in general and administrative expenses in the accompanying Statements of Operations.

                     STRUCTURED ASSET SECURITIES CORPORATION



                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)   Exhibits:

      27.   Financial Data Schedule


(b)   Reports on Form 8-K:

      None.

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



                                          STRUCTURED ASSET SECURITIES
                                          CORPORATION
                                          (Registrant)







Date: July 10, 1996                       /S/   Theodore P. Janulis
                                                Theodore P. Janulis
                                                President







Date: July 10, 1996                       /S/   Dave Goldfarb
                                                Dave Goldfarb
                                                Controller

                                                                    Exhibit 27