Form 10-Q
period 1996-10-11
STRUCTURED ASSET SECURITIES CORPORATION
filed 1996-10-11
CIK 808851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       or

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

                                  Yes X       No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                     STRUCTURED ASSET SECURITIES CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                      INDEX


Part I.           FINANCIAL INFORMATION                              Page Number

   Item 1.   Financial Statements - (unaudited)

               Statement of Operations -
                 Three and Nine Months Ended August 31, 1996
                 and 1995  .................................................  3

               Statement of Financial Condition -
                 August 31, 1996 and November 30, 1995 .....................  5

               Statement of Cash Flows -
                 Nine Months Ended August 31, 1996
                 and 1995  ................................................  .6

               Notes to Financial Statements................................  7

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations................. 11

Part II.     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K .............................   13

Signatures   ...........................................................     14

                     STRUCTURED ASSET SECURITIES CORPORATION
                             STATEMENT of OPERATIONS

                                   (Unaudited)


                                               Three months ended
                                 -----------------------------------------------
                                     August 31,                  August 31,
                                        1996                        1995
                                 --------------------        -------------------

Revenues

    Trading                                                         $ 4,253,378

    Interest                           $1,017,562                     1,553,879
                                 --------------------        -------------------

                                        1,017,562                     5,807,257
                                 --------------------        -------------------

Expenses

    Compensation                            1,250                         7,500

    General and administrative            255,318                     1,453,666
                                 --------------------        -------------------

                                          256,568                     1,461,166
                                 --------------------        -------------------

Income before taxes                       760,994                     4,346,091

    Provision for income taxes            350,438                     2,001,374
                                 --------------------        -------------------

Net income                            $   410,556                  $  2,344,717
                                 ====================        ===================


                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                             STATEMENT of OPERATIONS

                                   (Unaudited)


                                               Nine months ended
                                ------------------------------------------------
                                    August 31,                  August 31,
                                       1996                        1995
                                --------------------        --------------------

Revenues

    Trading                          $ 5,387,866                  $  9,793,713

    Interest                           7,691,766                     6,136,687
                                --------------------        --------------------

                                      13,079,632                    15,930,400
                                --------------------        --------------------

Expenses

    Compensation                          16,250                       22,500

    General and administrative         3,280,862                     3,992,010
                                --------------------        --------------------

                                       3,297,112                     4,014,510
                                --------------------        --------------------

Income before taxes                    9,782,520                    11,915,890

    Provision for income taxes         4,504,851                     5,487,266
                                --------------------        --------------------

Net income                           $ 5,277,669                   $ 6,428,624
                                ====================        ====================


                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                        STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS


                                                   August 31,       November 30,
                                                      1996            1995
                                               ----------------    -------------


Cash                                             $       87,971    $      40,921
Financial instruments owned, at fair value           84,186,780      145,971,295
Receivables from brokers, dealers and
   financial institutions                             1,319,007        1,575,758
Receivables from affiliates                             515,229          121,260
Due from others                                       1,729,529        1,791,245
Investment in collateralized mortgage
   obligation trusts                                        170              170
Deferred registration costs, net of
   accumulated amortization of $1,941,442
   and $981,562 in 1996 and 1995, respectively        2,821,791        3,609,329
                                               ------------------   ------------

                                                    $90,660,477     $153,109,978
                                               ==================      =========


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities
Issuance expenses payable                           $   917,443     $  1,316,880
Payables to brokers, dealers and
    financial institutions                            2,048,657        1,431,682
Payables to affiliates                                  399,357        1,315,028
Other liabilities and accrued expenses                                    18,958
                                               ------------------  -------------

                    Total liabilities                 3,365,457        4,082,548
                                               ------------------  -------------

Stockholder's equity
Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding                     1,000            1,000
Additional paid-in capital                           66,283,895       33,293,973
Retained earnings                                    21,010,125       15,732,457
                                             --------------------  -------------
            Total stockholder's equity               87,295,020      149,027,430
                                             --------------------  -------------

                                                    $90,660,477     $153,109,978
                                             ====================    ===========


                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                            STATEMENTS of CASH FLOWS

                                   (Unaudited)


                                                               Nine months ended
                                                  ------------------------------
                                                      August 31,      August 31,
                                                         1996             1995
                                                  --------------------    ------
Cash flows from operating activities:

Net income                                            $ 5,277,669   $ 6,428,624

Adjustments to reconcile  net income to net cash
  provided by (used in) operating activities:
     Amortization                                        959,880        378,384
 Net change in:
  Financial instruments owned, at fair value       61,784,515      (139,057,722)
  Receivables from brokers, dealers and financial
    institutions                                      256,751           216,224
  Receivables from affiliates                        (393,969)          926,205
  Due from others                                      61,716           (45,952)
  Deferred registration costs                        (172,343)          (34,098)
  Issuance expenses payable                          (399,437)          210,374)
  Payables to brokers, dealers and financial
    institutions                                      616,975           628,973
  Payables to affiliates                             (915,671)          665,442
  Income taxes payable to affiliate                                  (8,416,262)
  Other liabilities and accrued expenses              (18,958)          (25,401)
                                                 -----------------  ------------

   Net cash provided by (used in)
      operating activities                         67,057,128      (138,545,957)
                                                  ----------------- ------------

Cash flows from financing activities:
  Capital contributions by parent                  28,667,514       214,046,082
  Capital distributions to parent                 (95,677,592)      (75,022,017)
                                                ------------------  ------------

   Net cash (used in) provided by
      financing activities                        (67,010,078)      139,024,065
                                                ------------------  ------------

   Net change in cash                              47,050               478,108

Cash, beginning of the period                      40,921               111,735
                                               -------------------  ------------

  Cash, end of the period                     $    87,971           $   589,843
                                              ====================    ==========



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

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds and Pass-Through Certificates in principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the nine months ended August 31, 1996, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-3 totaling approximately $124.9 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series Greenpoint 1996-A totaling approximately $144.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-2 totaling approximately $196.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 totaling approximately $182.1 million principal amount, Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. In addition, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 and 1996-2 totaling approximately $2.0 million and $4.5 million principal amount, respectively, in a private placement. As of August 31, 1996, approximately $8.6 billion was available for issuance under the registration statements referred to above.

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

         During the nine months ended August 31, 1996, LCPI contributed $28.7 million in capital to the Company, and the Company made capital distributions to LCPI of $95.7 million.

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

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

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

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company.
         Management fees of $3,280,862 for the nine months ended August 31, 1996, and $3,992,010 for the nine months ended August 31, 1995 are recorded as general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

         Income taxes of $4,504,851 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the nine months ended August 31, 1996.

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         Certain of the Company's activities are principally conducted with financial institutions. At August 31, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instrument with off-balance sheet risk.

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

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

         PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months and quarters ended August 31, 1996 and August 31, 1995.

           Financial Condition

           The Company's assets decreased from $153.1 million at November 30, 1995 to $90.7 million at August 31, 1996, primarily related to the decrease in financial instruments owned. Financial instruments owned represent the portion of issued securities retained by the Company and are carried at market or fair value, as appropriate.

           Stockholder's equity decreased from $149.0 million at November 30, 1995 to $87.3 million at August 31, 1996 as a result of net capital distributions to LCPI partially offset by income earned during the nine months ended August 31, 1996. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

           Results of Operations

           During the nine months ended August 31, 1996, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-3 totaling approximately $124.9 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series Greenpoint 1996-A totaling approximately $144.5 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-2 totaling approximately $196.2 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 totaling approximately $182.1 million principal amount, Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Multiclass Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount. In addition, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-1 and 1996-2 totaling approximately $2.0 million and $4.5 million principal amount, respectively, in a private placement.

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

           Trading revenues totaled $5,387,866 and $9,793,713 for the nine months ended August 31, 1996 and 1995, respectively, and $4,253,378 for the quarter ended August 31, 1995. Trading revenues are principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

           Interest income increased from $6,136,687 during the nine months ended August 31, 1995 to $7,691,766 during the nine months ended August 31, 1996 and decreased from $1,553,879 during the quarter ended August 31, 1995 to $1,017,562 during the quarter ended August 31, 1996. Interest income is driven by the level of interest earning securities held during the period. Management fees totaled $3,992,010 and $1,453,666 during the nine months and quarter ended August 31, 1995 compared to $3,280,862 and $255,318 during the nine months and quarter ended August 31, 1996. Management fees reflect the level of operating activities of the Company. Management fees are recorded as general and administrative expenses in the accompanying Statements of Operations.

                     STRUCTURED ASSET SECURITIES CORPORATION



                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         27.      Financial Data Schedule


(b)      Reports on Form 8-K:

         October  8, 1996
         October  8, 1996
         October  7,  1996
         October  4, 1996
         September 11, 1996
         September 6, 1996
         August 30, 1996
         August 29, 1996
         August 7, 1996
         August 6, 1996
         July 23, 1996
         July 10, 1996
         July 10, 1996

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



                                                   STRUCTURED ASSET SECURITIES
                                                   CORPORATION
                                                   (Registrant)







Date:  October 11, 1996                              /S/    Theodore P. Janulis
                                                       Theodore P. Janulis
                                                       President







Date:  October 11, 1996                              /S/    Dave Goldfarb
                                                       Dave Goldfarb
                                                       Controller

                                                             Exhibit 27