Form 10-Q
period 1997-02-28
STRUCTURED ASSET SECURITIES CORPORATION
filed 1997-04-11
CIK 808851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       or

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

                       Yes X                  No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1997.

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                     STRUCTURED ASSET SECURITIES CORPORATION
                                    FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                      INDEX


Part I.           FINANCIAL INFORMATION                         Page Number

  Item 1.      Financial Statements - (unaudited)

                    Statement of Operations -
                      Three Months Ended February 28, 1997
                      and February 29, 1996 .......................    3

                    Statement of Financial Condition -
                      February 28, 1997 and November 30, 1996 .....    4
                    Statement of Cash Flows -
                      Three Months Ended February 28, 1997
                      and February 29, 1996........................    5

                    Notes to Financial Statements..................    6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   10

Part II.          OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K ...................    11

Signatures   ......................................................    12

Exhibits

                     STRUCTURED ASSET SECURITIES CORPORATION
                             STATEMENT of OPERATIONS

                                   (Unaudited)


                                                  Three months ended
                                    --------------------------------------------
                                        February 28              February 29
                                           1997                     1996
                                    --------------------     -------------------
Revenues:


    Trading                                  $(451,329)       $      5,278,904

    Interest                                          -              4,420,535
                                    --------------------     -------------------

                                              (451,329)              9,699,439
                                    --------------------     -------------------

Expenses:

    Compensation                                 7,500                   7,500

    General and administrative                   5,204               2,427,987
                                    --------------------     -------------------

                                                12,704                2,435,487
                                    --------------------     -------------------

(Loss) income before income taxes             (464,033)               7,263,952

    Income tax (benefit) provision            (213,455)               3,345,050
                                    --------------------     -------------------

Net (loss) income                     $       (250,578)       $       3,918,902
                                    ====================     ===================





                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                        STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS


                                                                    February 28           November 30 1996
                                                                       1997
                                                                --------------------     --------------------
Cash                                                               $         26,897          $       459,283
Financial instruments owned                                             100,050,655              118,807,138
Receivables from brokers, dealers and
   financial institutions                                                   311,903                1,398,140
Receivables from affiliates                                                 507,064                  119,220
Due from others                                                           1,729,360                1,729,193
Investment in collateralized mortgage obligation trusts                         170                      170
Deferred registration costs, net of
   accumulated amortization of $2,298,857
   and $2,182,943 in 1997 and 1996, respectively                          2,464,375                2,580,289
                                                                --------------------     --------------------

                                                                       $105,090,424             $125,093,433
                                                                ====================     ====================


                                     LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:

   Issuance expenses payable                                            $   601,937             $  2,045,358
   Payables to brokers, dealers and
      financial institutions                                                840,102                2,134,083
   Payables to affiliates                                                 2,174,139                2,468,563
   Other liabilities and accrued expenses                                     8,286                    4,251
                                                                --------------------     --------------------

                    Total liabilities                                     3,624,464                6,652,255
                                                                --------------------     --------------------

Stockholder's equity:
Common stock, $1 par value; 1,000 shares
     authorized, issued and outstanding                                       1,000                    1,000
   Additional paid-in capital                                            77,935,994               94,660,634
   Retained earnings                                                     23,528,966               23,779,544
                                                                --------------------     --------------------

                    Total stockholder's equity                          101,465,960              118,441,178
                                                                --------------------     --------------------

                                                                       $105,090,424             $125,093,433
                                                                ====================    =====================


                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION
                            STATEMENTS of CASH FLOWS

                                   (Unaudited)


                                                                                 Three months ended
                                                                    ---------------------------------------------
                                                                        February 28             February 29
                                                                           1997                     1996
                                                                    --------------------    ---------------------
Cash flows from operating activities:

Net (loss) income                                                         $(250,578)           $   3,918,902

Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating
    activities:
      Amortization                                                          115,914                  736,680
    Net change in:
      Financial instruments owned, at fair value                         18,756,483               18,802,758
      Receivables from brokers, dealers and financial
        institutions                                                      1,086,237               (2,443,462)
      Receivables from affiliates                                          (387,844)                  60,228
      Due from others                                                          (167)                  62,723
      Deferred registration costs                                                 -                 (172,342)
      Issuance expenses payable                                          (1,443,421)                (741,083)
      Payables to brokers, dealers and financial institutions            (1,293,981)               2,960,836
      Payables to affiliates                                               (294,424)              (1,290,981)
      Other liabilities and accrued expenses                                  4,035                  319,116
                                                                    --------------------    ---------------------

            Net cash provided by operating activities                    16,292,254               22,213,375
                                                                    --------------------    ---------------------

Cash flows from financing activities:
  Capital contributions by parent                                       141,902,251               20,800,906
  Capital distributions to parent                                      (158,626,891)             (43,055,202)
                                                                    --------------------    ---------------------

            Net cash used in financing activities                       (16,724,640)             (22,254,296)
                                                                    --------------------    ---------------------

            Net change in cash                                             (432,386)                 (40,921)

Cash, beginning of the period                                               459,283                   40,921
                                                                    --------------------    ---------------------

            Cash, end of the period                                 $        26,897             $        -
                                                                    ====================    =====================





                       See notes to financial statements.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------



1.       Organization:

         Structured Asset Securities Corporation (the "Company") is a limited purpose finance corporation. The Company's activities consist of the issuance and sale of debt securities (the "Bonds") collateralized by mortgages and/or mortgage-backed securities or serving as the depositor for one or more trusts (the "Trust(s)") which will issue pass-through certificates, representing an undivided interest in such mortgage collateral. All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Statement of Financial Condition at November 30, 1996, was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1996.

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds and Pass-Through Certificates in principal amount not to exceed $11.7 billion. The Company has also filed registration statements on Form S-3 for the issuance of $6 billion principal amount of Bonds. During the three months ended February 28, 1997, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1997-1 totaling approximately $169.3 million principal amount and Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-5 totaling approximately $166.9 million principal amount. As of February 28, 1997, approximately $7.5 billion was available for issuance under the registration statements referred to above.

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

         During the three months ended February 28, 1997, LCPI contributed $141.9 million in capital to the Company, and the Company made capital distributions to LCPI of $158.6 million.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

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

         Financial instruments owned:

         Financial instruments owned principally represent subordinated interests in pools of mortgage loans, with the remaining instruments representing the right to receive certain future interest payments on the underlying loans and are valued at fair value with unrealized gains and losses reflected in trading revenue in the Statement of Operations. Fair value is determined based on other relevant factors, such as, broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

         The Company uses the trade date basis of accounting for recording trading revenues.

         Income taxes:

         The Company's (loss) income is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax benefit/provision on a separate return basis in accordance with the terms of a tax allocation agreement between Holdings and its subsidiaries. The income tax benefit/ provision is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

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

4.       Related Party Transactions:

         Mortgage collateral purchased from affiliates and the resulting bonds and pass-through securities sold to affiliates are all recorded at fair value.

         Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI and/or other affiliates of the Company.

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $5,000 for the three months ended February 28, 1997, and $2,427,987 for the three months ended February 29, 1996 are the principal component of general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

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

5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         Certain of the Company's activities are principally conducted with financial institutions. At February 28, 1997, the Company had no material individual counterparty concentration of credit risk, or any financial instrument with off-balance sheet risk.

                     STRUCTURED ASSET SECURITIES CORPORATION

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

6.       Due from Others:

         At February 28, 1997 and November 30, 1996, the Company had interest bearing deposits of $1,729,360 and $1,729,193, respectively, with independent trustees in accordance with the terms of a securitization transaction.

7.       Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to report the fair value of most financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statement of Financial Condition.

         Financial instruments owned principally represent subordinated interests in pools of mortgage loans, with the remaining instruments representing the right to receive certain future interest payments on the underlying loans. These financial instruments are generally non-rated or rated as non-investment grade by recognized rating agencies. Changes in interest rates could potentially have an adverse impact on the future cash flows for financial instruments owned. In addition, for certain financial instruments, defaults on the mortgage loans underlying these instruments could have a greater than proportional impact on their fair value since the payments of principal and interest are subordinate to other securities issued in the same series. These risks, among other risks, are incorporated in the determination of fair value of financial instruments owned.

                     STRUCTURED ASSET SECURITIES CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets decreased from $125.1 million at November 30, 1996 to $105.1 million at February 28, 1997, primarily due to the decrease in financial instruments owned. Financial instruments owned represent the portion of issued securities retained by the Company and are carried at fair value.

Stockholder's equity decreased from $118.4 million at November 30, 1996 to $101.5 million at February 28, 1997 primarily as a result of net capital distributions to LCPI during the three months ended February 28, 1997. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances or to fund operating expenses including income taxes. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

Results of Operations
For the three months ended February 28, 1997 and February 29, 1996

During the three months ended February 28, 1997, the Company issued Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1997-1 totaling approximately $169.3 million principal amount and Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-5 totaling approximately $166.9 million principal amount. During the three months ended February 29, 1996, the Company issued Aetna 1995 Commercial Mortgage Trust Multiclass Pass-Through Certificates, Series 1995-C5 totaling approximately $341.3 million principal amount, Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-4 totaling approximately $201.3 million principal amount and Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-CFL totaling approximately $1.6 billion principal amount.

The Company derives it income from trading and/or interest earned on financial instruments owned. Trading (losses) revenues are primarily due to the revaluing of financial instruments owned on a fair value basis.

Management fees totaled $5,000 and $2,427,987 during the three months ended February 28, 1997 and February 29, 1996, respectively, reflecting the decreased trading activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Statement of Operations.

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



                                        STRUCTURED ASSET SECURITIES
                                        CORPORATION
                                        ----------------------------
                                        (Registrant)




Date: April 11, 1997                    /S/      Theodore P. Janulis
                                        ----------------------------
                                        Theodore P. Janulis
                                        President




Date: April 11, 1997                    /S/      David Goldfarb
                                        ----------------------------
                                        David Goldfarb
                                        Controller