Form 10-K/A
period 1996-12-31
STRUCTURED ASSET SECURITIES CORPORATION
filed 1997-07-14
CIK 808851

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  033-99598

    Structured Asset Securities Corporation, Mortgage Pass-Through Certificates,
                              Series 1996-01 Trust
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1982287
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

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

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-01 Trust (the "Trust"), established pursuant to a Trust Agreement (the "Trust Agreement") among Structured Asset Securities Corporation, as Depositor, (the "Depositor") and The Chase Manhattan Bank, N.A., as Trustee, (the "Trustee"), pursuant to which the Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-01 Trust, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                    (a) American City Mortgage Corproation, as Servicer<F2>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F1>

          99.2 Management Assertion Letter:

                    (a) American City Mortgage Corproation, as Servicer<F2>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F2>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                    (a) American City Mortgage Corproation, as Servicer<F1>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F1>

     (b) On November 13, 1996, and December 13, 1996, reports on Form 8-K were filed in order to provide the statements for the monthly distributions to holders of the Certificates. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.





                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


   Structured Asset Securities Corporation Mortgage Pass-Through Certificates,
                              Series 1996-01 Trust


                     By: Chase Manhattan Bank, N.A., as Trustee
                     By: Norwest Bank Minnesota, N.A., as Agent for the Trustee
                     By: /s/ Sherri J. Sharps
                     By: Sherri J. Sharps
                  Title: Vice President
                  Dated: June 24, 1997



                                  EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                    (a) American City Mortgage Corproation, as Servicer<F2>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F1>


          99.2 Management Assertion Letter:

                    (a) American City Mortgage Corproation, as Servicer<F2>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F2>


          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                    (a) American City Mortgage Corproation, as Servicer<F1>
                    (b) America First Credit Union, as Servicer<F1>
                    (c) BancOklahoma Mortgage Corp., as Servicer <F1>
                    (d) Bank of America, as Servicer <F2>
                    (e) Chase Manhattan  Mortgage,  as  Servicer  <F1>
                    (f) Flagship Bank fsb, as Servicer<F1>
                    (g) GMAC Mortgage Corporation, as Servicer <F1>
                    (h) Knutson Mortgage Corporation, as Servicer <F1>
                    (i) Navy Federal Credit Union, as Servicer <F2>
                    (j) Norwest  Mortgage,  Inc., as Servicer <F1>
                    (k) Ryland Mortgage  Company,  as Servicer <F1>
                    (l) Seattle Mortgage Company, as Servicer <F1>
                    (m) The Greater New York Savings Bank, as Servicer <F1>


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.