Form 10-K
period 1996-12-31
STRUCTURED ASSET SECURITIES CORPORATION
filed 1997-09-23
CIK 808851

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act
            of 1934 (Fee Required)  For fiscal year ended 12/31/1996

                        Commission file number: 033-12721

                     Structured Asset Securities Corporation
 (AS DEPOSITOR UNDER THE TRUST AGREEMENT DATED AS OF NOVEMBER 1, 1996, PROVIDING
     FOR THE ISSUANCE OF MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-6)
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           74-2440850
                  --------                           ----------
          (State or Other Jurisdiction           (I.R.S. Employer
             of Incorporation                 Identification Number)

                                200 Vesey Street
                            New York, New York  10285
                        ---------------------------------
                        (Address of Principal (Zip Code)
                         Executive Offices)           `

                  Registrant's telephone number:(203) 526-3305

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             _X_ YES         ___ no



Item 1. Business:

       Not applicable


Item 2. Properties:

       Not applicable


Item 3. Legal Proceedings:

       None


Item 4. Submission of Matters to a Vote of Security-Holders

       None


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       To the best knowledge of the registrant there is no established public trading market for the certificates.

       There are approximately 16 holders of record as of the end of the reporting year.


Item 6.Selected Financial Data

       Not applicable


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

       Not applicable


Item 8. Financial Statements and Supplementary Data

       Not applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None


Item 10.    Directors and Executive Officers of the Registrant

       Not applicable


Item 11.    Executive Compensation

       Not applicable


Item 12.    Security Ownership of Certain Beneficial Owners and Management

       Not applicable


Item 13.    Certain Relationships and Related Transactions

       Not applicable


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The company filed on Form 8-K, separately for each distribution date, the distribution of funds related to the trust for each of the following distribution dates:

                 Distribution Date        Form 8-K Filing Date
                 -----------------        --------------------
                 December 26, 1996        January 29, 1997




Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 09/22/97

Structured Asset Securities Corporation by First Trust National Association, as Trustee for Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-6,

By:    /s/ Eve Kaplan
   --------------------------------------
Name:    Eve Kaplan
Title:   Vice President
Company: First Trust National Association