Form 10-K
period 1997-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SERIES 1997-4
filed 1998-01-30
CIK 808851

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange Act
            of 1934 (Fee Required)  For fiscal year ended 12/31/1997

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

                                      None

Indicate whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             _X_ YES         ___ no



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

       There are approximately 100 holders of record as of the end of the reporting year.


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

       Not applicable


Item 13.    Certain Relationships and Related Transactions

       Not applicable


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


       Not Applicable



Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 01/30/98

Structured Asset Securities Corporation by U.S. Bank National Association fka First Trust National Association, as Trustee for Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-6,

By:    /s/ Eve Kaplan
   --------------------------------------
Name:    Eve Kaplan
Title:   Vice President
Company: U.S. Bank National Association fka First Trust National Association