Form 10-K
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP
filed 1999-02-01
CIK 808851

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange Act
                   of 1934 For fiscal year ended 12/31/1998

                        Commission file number: 033-12721

                     Structured Asset Securities Corporation
(AS DEPOSITOR UNDER THE TRUST AGREEMENT DATED AS OF NOVEMBER 1, 1996,PROVIDING
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

        There are approximately 45 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Date: 01/29/99

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