Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP
filed 1999-03-31
CIK 808851

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

__________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-47499

    STRUCTURED ASSET SECURITIES CORPORATION
(Exact name of registrant as specified in its charter)

    Delaware                         74-2440850
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

200 Vesey Street
New York, New York                                      10285

(Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area cod(212) 526-5594

    Securities registered pursuant to Section 12(b) of the Act
          NONE
    Securities registered pursuant to Section 12(g) of the Act
          NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes           x    No    Transaction Closed  November 18, 1998


                                   PART I

Item 2.  Properties
    Not applicable on Reliance of Relief Letters

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than three hundred particpants in the DTC system holding positions in the Cede Certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.

    Structured Assets Securities Corporation
    Series 1998-10    Class A     Cede & Co.
    Series 1998-10    Class AP    Cede & Co.
    Series 1998-10    Class AX    Cede & Co.
    Series 1998-10    Class B1    Cede & Co.
    Series 1998-10    Class B2    Cede & Co.
    Series 1998-10    Class B3    Cede & Co.
    Series 1998-10    Class B4    Cede & Co.
    Series 1998-10    Class B5    Cede & Co.
    Series 1998-10    Class B6    Cede & Co.

    There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosu Information required by Item 304 of Reg. S-K.

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

    (b)   Reports on Form 8-K
    The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated December 28, 1998.




    (c)    See (a) 3 above

    (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Structured Asset Securities Corp. Mortgage Pass-Through Certs, Series 98-10

    /s/  Tammy Schultz-Fugh, Vice President
         Vice President
    U.S. Bank National Association

Date  March 1, 1999


                  EXHIBIT INDEX

    Exhibit NumberDescription
             99.1 Annual Summary Statement
             99.2 Annual Statement of Compliance
             99.3 Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

    Structured Asset Securities Corp. Mortgage Pass-Through Certs, Series 98-10
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                   $     241,412,850.96
    Principal     Collections      $         1,987,271.03
    Interest      Collections      $         2,916,729.80
    Servicer      Fees             $              84,055.38

    Delinquent LoaNumber           Balance

    31-60 days    3               1,123,869.42
    61-90 says    1               265,641.83
    91+ days      0                          0.00


    Certificate   Balance         Interest       Principal

    Class A       231,687,288.13  1,288,149.33   760,711.87
    Class AP        1,213,989.89       0.00        (911.20)
    Class AX (1)   13,735,869.72     76,574.78       0.00
    Class B1        4,378,420.28     24,283.58     3,579.72
    Class B2        2,433,010.81     13,493.96     1,989.19
    Class B3         973,204.33      5,397.58       795.67
    Class B4         851,303.99      4,721.50       696.01
    Class B5         486,602.16      2,698.79       397.84
    Class B6         608,445.85      3,374.56       497.45

    Note 1:  Balance is Notional

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
    To be supplied upon receipt by the Trustee