Form 10-K
period 1999-12-31
STRUCTURED ASSET SECURITIES CORP
filed 2000-01-31
CIK 808851

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange Act
                   of 1934 For fiscal year ended 12/31/1999

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

        There are approximately 42 holders of record as of the end of the reporting year.


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

Date: 01/28/00

Structured Asset Securities Corporation by U.S. Bank National Association fka First Trust National Association, as Trustee for Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1996-6,

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association fka First Trust National Association