Form 10-K
period 2000-12-31
STRUCTURED ASSET SECURITIES CORP
filed 2001-02-28
CIK 808851

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange Act
                   of 1934 For fiscal year ended 12/31/2000

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

        There are approximately 30 holders of record as of the end of the reporting year.


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

Date: 01/31/01

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